Form 10KSB
period 2002-12-31
NEW MOUNTAINTOP CORP
filed 2003-09-05
CIK 861896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number:  0-18689

New Mountaintop Corporation (formerly Mountaintop Corporation)

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1238435 (IRS Employer Identification No.)

1110 S.W. Ivanhoe Boulevard, Unit 20, Orlando, Florida  32804

(Address of principal executive offices) (Zip code)

(407) 246-0133

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act

Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year.   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).  There is no public market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. 23,280,000 shares of common stock and were outstanding as of August 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART I

Item 1. Description of Business.

Business Development

We were organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation. In 1992, we ceased operations and have not conducted any operations since that date. In 1993, our charter was forfeited by the State of Delaware in for non-payment of franchise taxes. On February 21, 2003 through the efforts of Mark Golden, a majority stockholder and currently our sole director, we revived and reinstated our charter effective March 1, 1993. During the process of reviving the company, the State of Delaware informed us that the name Mountaintop Corporation was no longer available. We therefore changed our name to New Mountaintop Corporation. In addition, we amended our Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Our company is now in the development stage and is engaged in seeking business opportunities.

Our Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have no target under consideration.

We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

We had no activity for the past two fiscal years. Our independent auditors have expressed an opinion that we are dependent on financing to continue operations. Our management intends to merge with or acquire an operating business to create operating revenue.

Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations with the Securities and Exchange Commission. This requirement will also require the successor company to file information on its business operations as well as audited financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

In addition, our independent public accountant has raised substantial doubt in its report dated May 30, 2003, as to our ability to continue as a “going concern”. Continuation of New Mountaintop as a going concern will be dependent on obtaining additional working capital, additional equity funding and/or long term loans.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our sole officer/director, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving New Mountaintop.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of the business opportunity’s new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

•

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•

Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as the Nasdaq Stock Market.

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•

The extent to which the business opportunity can be advanced;

•

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

•

The cost of our participation as compared to the perceived tangible and intangible values and potential; and

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management’s review and our relative negotiating strength. We may agree to merge, consolidate or reorganize with another corporation or form of business organization.

Regardless of the legal structure, we likely will acquire another corporation or entity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it is possible that the acquisition will occur simultaneously with a sale of shares representing a controlling interest by our current principal stockholder. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing director will probably resign and new directors may be appointed without any vote by our stockholders.

Competition

In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public “blank check” companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturns in the economy which includes poor performance by stocks in both the national markets and in the over-the-counter markets making it less attractive for private companies to “go public.”

Item 2. Description of Property.

We do not currently own or lease any property. Until we acquire a viable business opportunity, we will not have any need for an office. Our president provides us with a mailing address and telephone.

Item 3. Legal Proceedings.

We are not a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote for our security holders during the year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

We do not have an established trading market for our common stock and have not had one for the last two fiscal years.

Holders

As of August 15, 2003, there were 320 holders of record of our common stock holding 23,280,000 shares of common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. We have not had any income and if we acquire a profitable company, we cannot predict what its board of directors will do.

Sales of Unregistered Securities for the year ended September 30, 2002.

During the two fiscal years ended December 31, 2002, no securities were issued by us to any person or entity.

Item 6. Plan of Operation.

The following discussion of our plan of operation should be read together with the financial statements and related notes included in this Report. This discussion contains forward-

looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in “Special Factors Relating to Our Business and Common Stock”.

We are currently in the development stage, and are seeking a business opportunity. We have not had revenues from operations during either of the past two fiscal years or this year. Our continuing operations are dependent upon loans from our majority stockholder and his wife. We will need to raise additional funds to continue operations.

Our primary expenses will relate to our reporting obligations under the Securities Exchange Act of 1934. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the SEC. In the event we acquire a business opportunity, we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company’s business operations, management and financial condition. We likely will rely on loans from related parties to pay these expenses.

Our plan of operations does not call for any product research or development, nor do we plan to purchase any equipment.

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity once we consummate an acquisition transaction.

New Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not believe the adoption of this standard will have a material impact on the financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123” (“SFAS 143”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. We have not issued any options or similar securities.

In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•

measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•

provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on our financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on our financial statements.

Forward-Looking Statements

This Report contains forward-looking statements that address, among other things, the adequacy of our working capital. In addition to these statements, trend analyses and other information including words such as “seek,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. We anticipate that some or all of the results may not occur because of factors which we discuss in the “Risk Factors” section which follows.

Special Factors Relating to Our Business and Common Stock

Risks Related To Our Business

We may never identify and acquire a business opportunity, and your investment may be lost

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by our president in the exercise of his business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

If our management fails to pay for our expenses, we will not be able to implement our new business model

We will need to borrow additional funds from our president or his wife to sustain our operations. If we are unable to obtain this additional financing, we will not be able to implement our new business model. As a result, your investment in our securities may be lost.

Since we expect to incur expenses in excess of revenues for the near future, we may not become profitable and your investment may be lost

We expect to incur losses for the foreseeable future. We have not had revenues during any fiscal year since ceasing operations in 1992, and may never be profitable, or, if we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

In light of the potential impact of recent events on the economy, we may be hampered in our search for a business opportunity

The events of September 11, 2001 have had a substantial impact on the financial markets and businesses in the United States. Further, the current war against Iraq may also have a substantial impact on the financial markets and businesses in the United States. In light of these events, it may be difficult for us to identify and acquire a business opportunity. As a result, your investment in our securities may be lost.

We are dependent on our president, and if he becomes unavailable, we may not become viable

We are dependent on Dr. Mark Golden, our president and sole director. The loss of the services of Dr. Golden could have a material adverse effect on our plan of operation and financial condition since we are depending upon loans from him and his wife as well as his over 20 years of experience in finance and assisting emerging companies. If he is no longer available, we may cease operations.

Risks Related to Our Common Stock

Since our management will maintain control of New Mountaintop, stockholders will be unable to participate in decisions which may affect the operations and profitability of New Mountaintop

Our management owns approximately 56% of the voting power available to stockholders. Accordingly, our management will control the election of directors and appointment of officers and thereby control the policies and operations of New Mountaintop. Stockholders shall be unable to exercise control over the operational decisions or major items, which may affect the success or failure of New Mountaintop. As such, the success or failure of New Mountaintop shall be dependent on the efforts and decisions of our management and not the stockholders.

We may issue common or preferred stock without the approval of our stockholders with features which could make it more difficult for a third party to acquire us and could depress our stock price

In the future, our board of directors may issue one or more series of common or preferred stock that has more than one vote per share without a vote of our stockholders. This could permit our board of directors to issue preferred stock to investors who support our management and increase control of our business by management. Additionally, issuance of super voting common or preferred stock could block an acquisition, even if an acquisition is in the best interest of the stockholders. This could cause the market price of our common stock to drop significantly.

Our management will dilute other stockholders by converting loans at low per share prices and by making future loans on such terms

Currently, Dr. Golden and his wife has each lent us $10,000, which loans are payable on demand. Since we have no funds to repay these loans, they may require us to issue common stock to us at par value, which will increase Dr. Golden’s control and dilute other stockholders.

Because the New Mountaintop common stock will not be listed on a stock exchange or Nasdaq, investors may be unable to resell them

Since no public market currently exists for New Mountaintop common stock, your ability to sell you common stock may be severely restricted. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

The price of the common stock may be highly volatile, and investors may not be able to sell the common stock at or above market prices

The market price for New Mountaintop common stock, should a public market develop, may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell them, if at all, at a loss.

Item 7. Financial Statements.

See pages F-1 through F-7 beginning after page 12.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years. We retained our principal independent accountant on January 20, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

We have only one officer and director.

Name

Age

Position(s)

Mark Golden

57

President, Treasurer, Secretary and Director

Mark Golden has been our president, treasurer, secretary and a director since October, 2002. Dr. Golden is not employed by us and devotes limited time to our business and affairs. Since October 2001, Dr. Golden has been a consultant to Cleo Leasing Corp., and since July 2002, also to G&C Capital Leasing, Inc. Both of these companies are owned in whole or part by Dr. Golden and/or his wife and are engaged in the business of leasing limousines to third parties. From January 2000 to May 2001, Dr. Golden was president of Viking Coachworks of Orlando, Inc., a company engaged in the conversion of vehicles to limousines. From May 2001 through September 2001 and prior to January 2000, Dr. Golden was a private investor. Dr. Golden holds a Ph.D. in Finance from the University of Illinois.

For more than 20 years, Dr. Golden has had experience initially as a financial and operations analyst for Hudson Pulp & Paper, then as a college professor, and for many years afterwards as a consultant in assisting emerging companies in locating capital as well as in providing needed financial and management consulting.

Compensation of Our Directors

We do not compensate Dr. Golden for serving as a director.

Limitation of Our Director’s Liability

Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our sole director (and any future directors) remains liable for:

•

any breach of the director’s duty of loyalty to us or our stockholders,

•

acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

•

payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

•

any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

Item 10. Executive Compensation

We have no employees and only one executive officer. He was the sole executive officer during the year ending December 31, 2002, and we had no employees during that period. Prior to October 2002, we had no officers since prior to revocation of our charter in 1993.

Summary Compensation Table

   Annual Compensation

All Other

Name and Principal Position

Year

Salary($)

Compensation ($)

Mark Golden

2002

$0

$0

President, secretary and treasurer

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides information as of August 15, 2003 concerning the beneficial ownership of our capital stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our capital stock, and all executive officers and directors as a group.

Name and Address of

Number of Shares of

Beneficial Owners

Common Stock

Percentage of Class

Mark Golden

13,595,000

58.4%

1110 S.W. Ivanhoe Blvd.

Orlando, Fl 32804

Elia Utanski

1,512,100

6.5%

230-174 Street, #2114

North Miami Beach, FL  33160

All officers and directors as

13,595,000

58.4%

a group (one person)

Item 12. Certain Relationships and Related Transactions.

In December 2002, Mark Golden made a loan to the Company in the amount of $10,000 as part of his efforts to revive the Company and to begin searching for a business opportunity for the Company. The Company is authorized to borrow up to $50,000 from Dr. Golden. Additionally, in March 2003, his wife, Lee Golden, lent us $10,000. Both loans are payable on demand and are also convertible into shares of our common stock. In October 2002, our board of directors ratified an agreement entered into in October 1993 between Dr. Golden and our former management which settled a loan Dr. Golden had made to the Company through which the Company agreed to issue him 13 million shares of our common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)

EXHIBIT INDEX

Exhibit Number

Description

3.1

Amended Certificate of Incorporation

3.2

Amended and Restated Bylaws

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

(b) No Reports on Form 8-K were filed during the period covered by this Report.

Item 14. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2003.

New Mountaintop Corporation

By: /s/ MARK GOLDEN Mark Golden, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ MARK GOLDEN Mark Golden	Chairman of the Board of Directors	August 25, 2003
/s/ MARK GOLDEN Mark Golden	Treasurer (Chief Financial Officer)	August 25, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

New Mountaintop Corporation

Orlando, Florida

We have audited the accompanying balance sheets of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, and deficit accumulated during the development stage and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mountaintop Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters also are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dorra Shaw & Dugan

Certified Public Accountants

May 30, 2003

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET

December 31,	2002	2001

ASSETS

Current Assets:
Cash	$—	$—

TOTAL CURRENT ASSETS	—	—

	$—	$—

LIABILITIES

Current Liabilities:
Accrued expenses	$12,136	$—

TOTAL CURRENT LIABILITIES	12,136	—

TOTAL LIABILITIES	12,136	—

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Common stock - $.0001 par value - 500,000,000 shares authorized
23,280,000 shares issued and outstanding	53,700	53,700
Preferred stock - $.0001 par value - 10,000,000 shares authorized
No shares issued and outstanding	—	—
Additional paid-in capital	5,914,795	5,914,795
Deficit accumulated during the developmental stage	(5,980,631)	(5,968,495)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(12,136)	—

	$—	$—

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE

For the year ended December 31,	2002	2001

Revenues	$—	$—

Operating expenses:
Professional fees	$11,500	—
Taxes and licenses	636	—

Loss before income taxes	(12,136)	—
Income taxes	—	—

Net loss	—	—

Deficit accumulated during
the development stage - beginning of year	5,968,495	(5,968,495)

Deficit accumulated during
the development stage - end of year	$(5,980,631)	$(5,968,495)

Net loss per share	$(0.0005)	$—

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the year ended December 31,	2002	2001

Operating Activities:
Net loss	$—	$—
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in:
Accrued expenses	12,136	—

Net cash used by operating activities	12,136	—

Net increase in cash	12,136	—

Cash - beginning of year	12,136	—

Cash - end of year	$—	$—

NEW MOUNTAINTOP CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies:

Organization

New Mountaintop Corporation (a development stage company) is a Delaware Corporation incorporated on December 11, 1989.

The Company conducts business from its headquarters in Orlando, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Start – Up Costs

Start – up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B – Stockholders’ Equity:

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par

NEW MOUNTAINTOP CORPORATION

NOTES TO FINANCIAL STATEMENTS

value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 2002.

Note C – Borrowings:

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations.  The notes bear interest at prevailing rates and are convertible into shares of common stock.

Note D – Income Taxes:

The Company has a net operating loss carry forward of $12,136 that may be offset against future taxable income. If not used, the carry forward will expire in 2022.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2002 is $1,800, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,800, as the Company has no history of profitable operations.

Note E – Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $12,136 for the year ended December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

EXHIBIT INDEX

Exhibit Number

Description

3.1

Amended Certificate of Incorporation

3.2

Amended and Restated Bylaws

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer