Form 10QSB
period 2003-03-31
NEW MOUNTAINTOP CORP
filed 2003-09-30
CIK 861896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                [X] Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2003
                           Commission File No. 0-18689
                                               -------

                                ----------------

                           NEW MOUNTAINTOP CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                  06-1238435
                   --------                                  ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

               1110 S.W. Ivanhoe Boulevard, Orlando, Florida 32804
               ---------------------------------------------------
                                 (407) 246-0133
                                 --------------
                          (Address and telephone number
                         of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 23,280,000 shares of our common stock outstanding as of September 29, 2003.

Transitional Small Business Disclosure Format (check one):    [ ] Yes  [X] No

                                      INDEX

                                                                           Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Accountants' Review Report                                        1

           Balance Sheet as of March 31, 2003 (unaudited)                    2

           Statement of Operations and Deficit Accumulated During the
                Developmental Stage for the three months ended
                March 31, 2003 (unaudited)                                   3

           Statement of Cash Flows
                for the three months ended March 31, 2003 (unaudited)        4

           Notes to financial statements                                   5 - 6

ITEM 2.    Plan of  Operation                                              7 - 8

ITEM 3.    Controls and Procedures                                           8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                 8

ITEM 2.    Change in Securities                                              8

ITEM 3.    Defaults upon Senior Securities                                   8

ITEM 4.    Submission of Matters to a Vote of Security Holders               8

ITEM 5.    Other Information                                                 8

ITEM 6.    Exhibits and Reports on Form 8-K                                  9

                               DORRA SHAW & DUGAN
                          Certified Public Accountants
                          ----------------------------



ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida

We have reviewed the accompanying balance sheet of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of March 31, 2003, and the related statements of Operations and Deficit accumulated during the development stage, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Mountaintop Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dorra Shaw & Dugan
----------------------------------------
Certified Public Accountants
September 10, 2003




                 270 South County Road * Palm Beach, FL 33480 1
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

ITEM 1.  FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET



MARCH 31,                                                                       2003
====================================================================================

ASSETS

Current Assets:
     Cash                                                                $    20,000
------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              --
------------------------------------------------------------------------------------

                                                                         $    20,000
------------------------------------------------------------------------------------


LIABILITIES

CURRENT LIABILITIES:
     Accrued expenses                                                    $    12,136
     Loan payable - related party                                             20,000
------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     32,136
------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             32,136
------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                            2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                       --
     Additional paid-in capital                                            5,966,167
     Deficit accumulated during the developmental stage                   (5,980,631)
                                                                         -----------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                              (12,136)
                                                                         -----------

                                                                         $    20,000
====================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)



STATEMENT OF OPERATIONS AND DEFICIT
     ACCUMULATED DURING THE DEVELOPMENTAL STAGE




FOR THE THREE MONTHS ENDED MARCH 31,                   2003
===========================================================

REVENUES                                                 --
-----------------------------------------------------------


OPERATING EXPENSES:
    Professional fees
    Taxes and licenses
                                                         --
-----------------------------------------------------------

LOSS BEFORE INCOME TAXES
Income taxes                                             --
-----------------------------------------------------------

NET LOSS                                                 --

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - BEGINNING OF YEAR       (5,980,631)
-----------------------------------------------------------

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - END OF YEAR            $(5,980,631)
-----------------------------------------------------------

NET LOSS PER SHARE                                       --
===========================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)




STATEMENT OF CASH FLOWS


FOR THE THREE MONTHS ENDED MARCH 31,                       2003
===============================================================

OPERATING ACTIVITIES:
     Net loss                                           $    --
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Increase in:
                Accrued expenses                             --
---------------------------------------------------------------

Net cash used by operating activities                        --
---------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds of borrowings                              20,000
---------------------------------------------------------------

Net cash provided by financing activities                20,000
---------------------------------------------------------------

Net increase in cash                                     20,000
---------------------------------------------------------------

Cash - January 1, 2003                                       --

Cash - March 31, 2003                                   $20,000
===============================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
====================================================

ORGANIZATION
------------

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

ACCOUNTING METHOD
-----------------

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

START - UP COSTS
----------------

Start - up and organization costs are being expensed as incurred.

LOSS PER SHARE
--------------

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS
----------------------------

The March 31, 2003 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE B - STOCKHOLDERS' EQUITY:
==============================

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of March 31, 2003.

NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE C - BORROWINGS:
====================

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. There are currently $20,000 in notes outstanding. These notes bear interest at prevailing rates and are convertible into shares of common stock at par value of $.0001 per share.

NOTE D - INCOME TAXES:
======================

The Company has a net operating loss carry forward of $12.136 that may be offset against future taxable income. If not used, the carry forward will expire in 2022.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2003 is $1,800, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,800, as the Company has no history of profitable operations.

NOTE E - GOING CONCERN:
=======================

As shown in the accompanying financial statements, the Company incurred a net loss of $12,136 from for the year ended March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

ITEM 2.  PLAN OF OPERATION

The following discussion of our plan of operation should be read together with the financial statements and related notes included in this Report.

         We are currently in the development stage, and are seeking a business to acquire. We have not had revenues from operations during either of the past two fiscal years or this year. Our continuing operations are dependent upon loans from our majority stockholder and his wife. We will need to raise additional funds to continue operations.

         Our primary expenses will relate to our reporting obligations under the Securities Exchange Act of 1934. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the SEC. In the event we acquire a business opportunity, we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. We likely will rely on loans from related parties to pay these expenses.

         Our plan of operation does not call for any product research or development, nor do we plan to purchase any equipment.

            We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity once we consummate an acquisition transaction.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS
--------------------------

This Report contains forward-looking statements that address the adequacy of our working capital and the acquisition of a business. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions.

Actual future results may differ significantly from the results discussed in the forward-looking statements due to (i) competition with larger and more well capitalized companies seeking acquisitions, (ii) the contribution of the securities markets and (iii) the willingness of our majority stockholder to continue funding our company. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. We anticipate that some or all of the results may not occur because of factors which we discuss in the "Risk Factors" section which follows.

ITEM 3.  CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES

         The Company has borrowed $10,000 from Dr. Mark Golden and $10,000 from Lee Golden. These notes are convertible into shares of our common stock at par value which is $0.0001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX

Exhibit
Number     Description

--------   -----------------------------------------
31.1     certification of CEO and CFO

32.1     Section 1350 certification of CEO and CFO*


--------------------------------------
*Furnished as required, but not filed.


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on September 30, 2003 by the undersigned, thereunto duly authorized.

                                       NEW MOUNTAINTOP CORPORATION

                                       /s/ Mark Golden
                                       ------------------------------------
                                       Mark Golden, Chief Executive Officer