Form 10QSB
period 2003-06-30
NEW MOUNTAINTOP CORP
filed 2003-09-30
CIK 861896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2003
                           Commission File No. 0-18689
                                               -------

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

                                      INDEX

                                                                         Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Accountants' Review Report                                      1

           Balance Sheet as of June 30, 2003 (unaudited)                   2

           Statement of Operations and Deficit Accumulated During the
                Developmental Stage for the six months ended
                June 30, 2003 (unaudited)                                  3

           Statement of Cash Flows

                for the six months ended June 30, 2003 (unaudited)         4

           Notes to financial statements                                 5 - 6

ITEM 2.    Plan of  Operation                                            7 - 8

ITEM 3.    Controls and Procedures                                         8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                               9

ITEM 2.    Change in Securities                                            9

ITEM 3.    Defaults upon Senior Securities                                 9

ITEM 4.    Submission of Matters to a Vote of Security Holders             9

ITEM 5.    Other Information                                               9

ITEM 6.    Exhibits and Reports on Form 8-K                                9

                               DORRA SHAW & DUGAN
                          Certified Public Accountants
                          ----------------------------



ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida

We have reviewed the accompanying balance sheet of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of June 30, 2003, and the related statements of Operations and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Mountaintop Corporation.

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



Dorra Shaw & Dugan
----------------------------
Certified Public Accountants
September 10, 2003


                 270 South County Road * Palm Beach, FL 33480 1
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

ITEM 1. FINANCIAL STATEMENTS
NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET



JUNE 30,                                                                     2003
====================================================================================


ASSETS

CURRENT ASSETS:
     Cash                                                                $    15,696
------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              --
------------------------------------------------------------------------------------

                                                                         $    15,696
====================================================================================


LIABILITIES

CURRENT LIABILITIES:
     Accrued expenses                                                    $     8,000
     Loan payable - related party                                             20,000
------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     28,000
------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             28,000
------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                            2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                       --
     Additional paid-in capital                                            5,966,167
     Deficit accumulated during the developmental stage                   (5,980,799)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                              (12,304)
------------------------------------------------------------------------------------

                                                                         $    15,696
====================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)



STATEMENT OF OPERATIONS AND DEFICIT
     ACCUMULATED DURING THE DEVELOPMENTAL STAGE




FOR THE SIX MONTHS ENDED JUNE 30,                    2003
=========================================================

REVENUES                                               --
---------------------------------------------------------


OPERATING EXPENSES:
    Professional fees                                  --
    Taxes and licenses                                 --
    Office                                            168
---------------------------------------------------------

Loss before income taxes                             (168)
Income  taxes                                          --
---------------------------------------------------------

NET LOSS                                             (168)

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - JANUARY 1, 2003       (5,980,631)
---------------------------------------------------------

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - JUNE 30, 2003        $(5,980,799)
---------------------------------------------------------

NET LOSS PER SHARE                                     --
=========================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)



Statement of Cash Flows



FOR THE SIX MONTHS ENDED JUNE 30,                           2003
================================================================

OPERATING ACTIVITIES:
     Net loss                                           $   (168)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                          (4,136)
----------------------------------------------------------------

Net cash used by operating activities                     (4,304)
----------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds of borrowings                               20,000
----------------------------------------------------------------

Net cash provided by financing activities                 20,000
----------------------------------------------------------------

Net increase in cash                                      15,696
----------------------------------------------------------------

Cash - January 1, 2003                                        --

Cash - June 30, 2003                                    $ 15,696
================================================================


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

INTERIM FINANCIAL STATEMENTS
----------------------------

The June 30, 2003 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE B - STOCKHOLDERS' EQUITY:
==============================

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of June 30, 2003.

NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE C - BORROWINGS:
--------------------

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. There are currently $20,000 in notes outstanding. These notes bear interest at prevailing rates and are convertible into shares of common stock at par value of $.0001 per share.

NOTE D - INCOME TAXES:
----------------------

The Company has a net operating loss carry forward of $12,304 that may be offset against future taxable income. If not used, the carry forward will expire in 2023.

The amount recorded as deferred tax assets, cumulative, as of June 30, 2003 is $1,800, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,800, as the Company has no history of profitable operations.

NOTE E - GOING CONCERN:
-----------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $12,304 through June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX

Exhibit
Number     Description
-----------------------------------------------------------
31.1     certification of CEO and CFO

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