Form 10QSB
period 2003-09-30
NEW MOUNTAINTOP CORP
filed 2003-11-18
CIK 861896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

            [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2003

                           Commission File No. 0-18689
                                               -------

                           ---------------------------


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

We had 23,280,000 shares of our common stock outstanding as of November 17, 2003.

Transitional Small Business Disclosure Format (check one):    [ ] Yes [X] No

                                      INDEX

                                                                                             Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Accountants' Review Report                                                         1

           Balance Sheet as of September 30, 2003 (unaudited)                                 2

           Statement of Operations and Deficit Accumulated During the
           Developmental Stage for the nine months ended September 30, 2003 (unaudited)       3

           Statement of Cash Flows
           for the nine months ended September 30, 2003 (unaudited)                           4

           Notes to financial statements                                                    5 - 6

ITEM 2.    Plan of  Operation                                                               7 - 8

ITEM 3.    Controls and Procedures                                                            8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                  8

ITEM 2.    Change in Securities                                                               8

ITEM 3.    Defaults upon Senior Securities                                                    8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                8

ITEM 5.    Other Information                                                                  8

ITEM 6.    Exhibits and Reports on Form 8-K                                                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DORRA SHAW & DUGAN
                          Certified Public Accountants
                          ----------------------------

ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida

We have reviewed the accompanying balance sheet of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of September 30, 2003, and the related statements of Operations and Deficit accumulated during the development stage, and Cash Flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Mountaintop Corporation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dorra Shaw & Dugan
----------------------------
Certified Public Accountants
November 12, 2003

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET

===============================================================================

September 30,                                                              2003
===============================================================================

ASSETS

CURRENT ASSETS:
   Cash                                                             $    10,696
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         --
-------------------------------------------------------------------------------

                                                                    $    10,696
===============================================================================


LIABILITIES

CURRENT LIABILITIES:
   Accrued expenses                                                 $     3,000
   Loan payable - related party                                          20,000
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                23,000
-------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        23,000
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

   Common stock - $.0001 par value - 500,000,000 shares authorized
         23,280,000 shares issued and outstanding                         2,328
   Preferred stock - $.0001 par value - 10,000,000 shares authorized
         No shares issued and outstanding                                    --
   Additional paid-in capital                                         5,966,167
   Deficit accumulated during the developmental stage                (5,980,799)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                         (12,304)
-------------------------------------------------------------------------------

                                                                    $    10,696
===============================================================================

                 See Accompanying Notes To Financial Statements

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
   ACCUMULATED DURING THE DEVELOPMENTAL STAGE

===============================================================================

For the nine months ended September 30,                                    2003
===============================================================================

REVENUES                                                                     --
--------------------------------------------------------------------------------


OPERATING EXPENSES:
    Professional fees                                                        --
    Taxes and licenses                                                       --
    Office                                                                  168
--------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                   (168)
Income  taxes                                                                --
--------------------------------------------------------------------------------

NET LOSS                                                                   (168)

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - JANUARY 1, 2003                             (5,980,631)
--------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE - SEPTEMBER 30, 2003                        $ (5,980,799)
--------------------------------------------------------------------------------

NET LOSS PER SHARE                                                           --
================================================================================

                 See Accompanying Notes To Financial Statements

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS


===============================================================================

For the nine months ended September 30,                                    2003
===============================================================================

OPERATING ACTIVITIES:
     Net loss                                                            $ (168)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                                         (9,136)
-------------------------------------------------------------------------------

Net cash used by operating activities                                    (9,304)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds of borrowings                                              20,000
-------------------------------------------------------------------------------

Net cash provided by financing activities                                20,000
-------------------------------------------------------------------------------

Net increase in cash                                                     10,696
-------------------------------------------------------------------------------

Cash - January 1, 2003                                                       --

Cash - September 30, 2003                                              $ 10,696
===============================================================================

                 See Accompanying Notes To Financial Statements

NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

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

INTERIM FINANCIAL STATEMENTS
----------------------------

The September 30, 2003 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE B - STOCKHOLDERS' EQUITY:
------------------------------

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of September 30, 2003.

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

The amount recorded as deferred tax assets, cumulative, as of September 30, 2003 is $1,800, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,800, as the Company has no history of profitable operations.

NOTE E - GOING CONCERN:
-----------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $12,304 through September 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to New Mountaintop Corporation required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX

Exhibit
Number     Description

---------------------------------------------------
31.1     Certification of CEO and CFO

32.1     Section 1350 Certification of CEO and CFO*



*Furnished as required, but not filed.


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 18, 2003 by the undersigned, thereunto duly authorized.

                                        NEW MOUNTAINTOP CORPORATION

                                        /s/ Mark Golden
                                        ------------------------------------
                                        Mark Golden, Chief Executive Officer