Form 10KSB
period 2003-12-31
NEW MOUNTAINTOP CORP
filed 2004-07-29
CIK 861896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                         Commission File Number: 0-18689
                                                 -------

         New Mountaintop Corporation (formerly Mountaintop Corporation)
         --------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                06-1238435
                 --------                                ----------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                    Identification No.)

               1110 S.W. Ivanhoe Boulevard, Orlando, Florida 32804
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (407) 246-0133
                                 --------------
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). There is no public market for our common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 223,280,000 shares of common stock and were outstanding as of July 28, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development
--------------------

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

Our Plan
--------

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

         In addition, our independent public accountant has raised substantial doubt in its report dated July 6, 2004 as to our ability to continue as a "going concern." Continuation of New Mountaintop as a going concern will be dependent on obtaining additional working capital, additional equity funding and/or long term loans.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

         A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

         o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         o Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as the Nasdaq Stock Market.

         o Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         o        The extent to which the business opportunity can be advanced;

         o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         o Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

         o The cost of our participation as compared to the perceived tangible and intangible values and potential; and

         o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

Form of Acquisition
-------------------

         We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management's review and our relative negotiating strength. We may agree to merge, consolidate or reorganize with another corporation or form of business organization.

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

Competition
-----------

         In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturns in the economy which includes poor performance by stocks in both the national markets and in the over-the-counter markets making it less attractive for private companies to "go public."

ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not currently own or lease any property. Until we acquire a viable business opportunity, we will not have any need for an office. Our president provides us with a mailing address and telephone.

ITEM 3.  LEGAL PROCEEDINGS.
         We are not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to a vote for our security holders during the year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         We do not have an established trading market for our common stock and have not had one for the last two fiscal years.

HOLDERS

         As of July 28, 2004, there were 320 holders of record of our common stock holding 223,280,000 shares of common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. We have not had any income and if we acquire a profitable company, we cannot predict what its board of directors will do.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2003.

         During the two fiscal years ended December 31, 2003, no securities were issued by us to any person or entity.

PURCHASES OF EQUITY SECURITIES.

         During the quarter ended December 31, 2003, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6.  PLAN OF OPERATION.

         The following discussion of our plan of operation should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business and Common Stock".

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued Statement No. 146, "Accounting for Restructuring Costs," ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not believe the adoption of this standard will have a material impact on the financial statements.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123" ("SFAS 143"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. We have not issued any options or similar securities.

         In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

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

Risks Related To Our Business
-----------------------------

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

RISKS RELATED TO OUR COMMON STOCK
---------------------------------

SINCE OUR MANAGEMENT WILL MAINTAIN CONTROL OF NEW MOUNTAINTOP, STOCKHOLDERS WILL BE UNABLE TO PARTICIPATE IN DECISIONS WHICH MAY AFFECT THE OPERATIONS AND PROFITABILITY OF NEW MOUNTAINTOP

         Our management owns approximately 95.7% of the voting power available to stockholders. Accordingly, our management will control the election of directors and appointment of officers and thereby control the policies and operations of New Mountaintop. Stockholders shall be unable to exercise control over the operational decisions or major items, which may affect the success or failure of New Mountaintop. As such, the success or failure of New Mountaintop shall be dependent on the efforts and decisions of our management and not the stockholders.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-7 beginning after page 14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years. We retained our principal independent accountant on January 20, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

         We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

         Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

         The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

         Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to New Mountaintop Corporation required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS We have only one officer and director.

NAME                     AGE               POSITION(S)
----                     ---               -----------

Mark Golden              58                President, Treasurer, Secretary
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

         For more than 20 years, Dr. Golden has had experience initially as a stockbroker and for many years afterwards as a consultant in assisting emerging companies in locating capital as well as in providing needed financial and management consulting.

COMPENSATION OF OUR DIRECTORS

         We do not compensate Dr. Golden for serving as a director.

AUDIT COMMITTEE

         The entire board of directors, consisting solely of Dr. Golden, serves as our audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee financial expert. Since we are inactive and conduct no business, we do not believe that it is necessary for us to hire a director who meets the definition of an audit committee financial expert at this time. At such time as we acquire or begin engaging in a business, we will reevaluate the need for an audit committee financial expert to serve on our board of directors.

LIMITATION OF OUR DIRECTOR'S LIABILITY

         Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our sole director (and any future directors) remains liable for:

         o any breach of the director's duty of loyalty to us or our stockholders,

         o acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

         o payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

         o any transaction from which the director derives an improper personal benefit.

         These provisions do not affect any liability any director may have under federal and state securities laws.

CODE OF ETHICS

         Since we have no employees, and only one officer and director, we have not adopted a code of ethics. At such time as we acquire or begin engaging in a business, we intend to adopt a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

         We have no employees and only one executive officer. Dr. Golden was the sole executive officer during the year ending December 31, 2003, and we had no employees during that period. Prior to October 2002, we had no officers since prior to revocation of our charter in 1993.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

ANNUAL COMPENSATION

                                                                  All Other
Name and Principal Position            Year      Salary($)      Compensation ($)
---------------------------            ----      ---------      ----------------

Mark Golden,                           2003          $0               $0
President, secretary and treasurer     2002          $0               $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information as of March 29, 2004 concerning the beneficial ownership of our capital stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our capital stock, and all executive officers and directors as a group.


Name and Address of              Number of Shares of
Beneficial Owners                  Common Stock            Percentage of Class
-----------------                  ------------            -------------------

Mark Golden                         213,595,000                  95.7%
1110 S.W. Ivanhoe Blvd.
Orlando, Fl 32804

All officers and directors as       213,595,000                  95.7%
a group (one person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December 2002, Mark Golden made a loan to the Company in the amount of $10,000 as part of his efforts to revive the Company and to begin searching for a business opportunity for the Company. The Company is authorized to borrow up to $100,000 from Dr. Golden. Additionally, in March 2003, his wife, Lee Golden, lent us $10,000 which loan was subsequently transferred to Dr. Golden. Both loans were payable on demand and were also convertible into shares of our common stock. In July 2003, we issued 13,000,000 shares of our common stock to Dr. Golden pursuant to an agreement entered into in October 1993 which settled a loan Dr. Golden had made to the Company. On July 12, 2004, Dr. Golden converted both notes into 200,000,000 shares of our common stock. In addition, on July 12, 2004 Dr. Golden made an additional capital contribution to the Company in the amount of $2,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT INDEX

                 Exhibit
                 Number                     Description
                 ------                     -----------

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer

                  32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

         (b) No Reports on Form 8-K were filed during the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal independent accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB for the fiscal year ended December 31, 2003 were $5,000 as compared to $3,000 for the fiscal year ended December 31, 2002.

AUDIT-RELATED FEES

         We did not incur any audit related fees during the fiscal years ended December 31, 2003 or 2002.

TAX FEES

         Our principal independent accountants did not perform any tax related services for us during the fiscal years ended December 31, 2003 or 2002.

ALL OTHER FEES

         Our principal independent accountants did not perform any other services for us during the fiscal years ended December 31, 2003 or 2002.

         We have not adopted audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of July 2004.


                                            New Mountaintop Corporation


                                            By: /s/ Mark Golden
                                                ---------------------------
                                                Mark Golden, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                          DATE
----------                               -----                                          ----

/s/ Mark Golden                          Chairman of the Board of Directors            July 28, 2004
---------------------------
Mark Golden


/s/ Mark Golden                          Treasurer                                     July 28, 2004
---------------------------              (Chief Financial Officer)
Mark Golden

                           NEW MOUNTAINTOP CORPORATION

                               FINANCIAL STATEMENT

                             AS OF DECEMBER 31, 2003





                               TABLE OF CONTENTS
                                                                      Page

Independent Auditors' Report                                          F-2

Balance Sheet as of December 31, 2003                                 F-3

Statement of Operations and Deficit Accumulated During the
   Developmental Stage for the Year Ended December 31, 2003           F-4

Statement of Cash Flow for the Year Ended December 31, 2003           F-5

Notes to Financial Statements                                         F-6 - F-7

                               Dorra Shaw & Dugan
                          Certified Public Accountants
                          ----------------------------



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida

We have audited the accompanying balance sheet of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of December 31, 2003, and the related statement of operations and deficit accumulated during the development stage, and cash flow for the year then ended. The financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Mountaintop Corporation as of December 31, 2003 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statement, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in Note E. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.


Dorra Shaw & Dugan
------------------------------
Certified Public Accountants
July 6, 2004

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET




December 31,                                                                                     2003
-----------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash                                                                                 $    10,231
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                           10,231
-----------------------------------------------------------------------------------------------------

                                                                                          $    10,231
=====================================================================================================

LIABILITIES

Current Liabilities:
     Accrued expenses                                                                         $ 8,000
     Loan payable - related party                                                              20,000
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      28,000
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                              28,000
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                                             2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                        --
     Additional paid-in capital                                                             5,966,167
     Deficit accumulated during the developmental stage                                    (5,986,264)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                               (17,769)
-----------------------------------------------------------------------------------------------------

                                                                                          $    10,231
=====================================================================================================

                 See Accompanying Notes to Financial Statements

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
     ACCUMULATED DURING THE DEVELOPMENTAL STAGE


For the year ended December 31,                                                                 2003
----------------------------------------------------------------------------------------------------

Revenues                                                                                $         --
----------------------------------------------------------------------------------------------------


Operating expenses:
    Professional fees                                                      $5,000
    Office                                                                    633              5,633
----------------------------------------------------------------------------------------------------

Loss before income taxes                                                                      (5,633)
Income  taxes                                                                                     --
----------------------------------------------------------------------------------------------------

Net loss                                                                                      (5,633)

Deficit accumulated during
 the development stage - beginning of year                                                (5,980,631)
----------------------------------------------------------------------------------------------------

Deficit accumulated during
 the development stage - end of year                                                    $ (5,986,264)
----------------------------------------------------------------------------------------------------

Net loss per share                                                                           -0.0002
====================================================================================================


                 See Accompanying Notes to Financial Statements

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS




For the year ended December 31,                                                                 2003
-----------------------------------------------------------------------------------------------------
Operating Activities:
     Net loss                                                                               $ (5,633)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                                                              (4,136)
----------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                         (9,769)
----------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds of borrowings                                                                   20,000
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                     20,000
-----------------------------------------------------------------------------------------------------

Net increase in cash                                                                          10,231
----------------------------------------------------------------------------------------------------

Cash - beginning of year                                                                          --

Cash - end of year                                                                          $ 10,231
====================================================================================================

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

Note B - Stockholders' Equity:
------------------------------

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 2003.

Note C - Borrowings:
--------------------

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. The notes bear interest at prevailing rates and are convertible into shares of common stock.

Note D - Income Taxes:
----------------------

The Company has a net operating loss carry forward of $17,136 that may be offset against future taxable income. If not used, the carry forward will expire in 2023.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2003 is $2,600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,600, as the Company has no history of profitable operations.

Note E - Going Concern:
-----------------------

As shown in the accompanying financial statement, the Company incurred a net loss of $17,136 through the year ended December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statement does not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.