Form 10QSB
period 2004-06-30
NEW MOUNTAINTOP CORP
filed 2004-07-29
CIK 861896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2004
                           Commission File No. 0-18689


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 223,280,000 shares of our common stock outstanding as of July 28, 2004.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]



                                      INDEX

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Accountants' Review Report                                                                           1

           Balance Sheet as of June 30, 2004 (unaudited)                                                        2

           Statement of Operations and Deficit Accumulated During the
                Developmental Stage for the six months ended June 30, 2004 (unaudited)                          3

           Statement of Cash Flows
                for the six months ended June 30, 2004 (unaudited)                                              4

           Notes to financial statements                                                                      5 - 6

ITEM 2.    Plan of  Operation                                                                                 7 - 8

ITEM 3.    Controls and Procedures                                                                              8


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                    9

ITEM 2.    Change in Securities                                                                                 9

ITEM 3.    Defaults upon Senior Securities                                                                      9

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                  9

ITEM 5.    Other Information                                                                                    9

ITEM 6.    Exhibits and Reports on Form 8-K                                                                    10



ITEM 1.  FINANCIAL STATEMENTS

                               DORRA SHAW & DUGAN
                          Certified Public Accountants
                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com




ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida


We have reviewed the accompanying balance sheet of New Mountaintop Corporation (a Delaware corporation and a development stage company) as of June 30, 2004, and the related statements of Operations and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of New Mountaintop Corporation.

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


DORRA SHAW & DUGAN

Certified Public Accountants
July 10, 2004

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET



June 30,                                                                                         2004
------------------------------------------------------------------------------------------------------


ASSETS

Current Assets:
     Cash                                                                                     $ 2,309
------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                            2,309
------------------------------------------------------------------------------------------------------

                                                                                              $ 2,309
======================================================================================================


LIABILITIES

Current Liabilities:
     Accrued expenses                                                                         $ 3,000
     Loan payable - related party                                                              20,000
------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      23,000
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                              23,000
------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                                             2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                         -
     Additional paid-in capital                                                             5,966,167
     Deficit accumulated during the developmental stage                                    (5,989,186)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                               (20,691)
------------------------------------------------------------------------------------------------------

                                                                                              $ 2,309
======================================================================================================

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
     ACCUMULATED DURING THE DEVELOPMENTAL STAGE


For the six months ended June 30,                                                               2004
-----------------------------------------------------------------------------------------------------

Revenues                                                                                         $ -
-----------------------------------------------------------------------------------------------------


Operating expenses:
    Printing                                                               $2,024
    Office                                                                    898              2,922
-----------------------------------------------------------------------------------------------------

Loss before income taxes                                                                      (2,922)
Income  taxes                                                                                      -
-----------------------------------------------------------------------------------------------------

Net loss                                                                                      (2,922)

Deficit accumulated during
 the development stage - January 1, 2004                                                  (5,986,264)
-----------------------------------------------------------------------------------------------------

Deficit accumulated during
 the development stage - June 30, 2004                                                  $ (5,989,186)
-----------------------------------------------------------------------------------------------------

Net loss per share                                                                         -0.000125
=====================================================================================================

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS


For the six months ended June 30,                                                               2004
-----------------------------------------------------------------------------------------------------

Operating Activities:
     Net loss                                                                               $ (2,922)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                                                              (5,000)
-----------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                         (7,922)
-----------------------------------------------------------------------------------------------------

Net decrease in cash                                                                          (7,922)
-----------------------------------------------------------------------------------------------------

Cash - January 1, 2004                                                                        10,231

Cash - June 30, 2004                                                                         $ 2,309
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

INTERIM FINANCIAL STATEMENTS

The June 30, 2004 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE B - STOCKHOLDERS' EQUITY:

The Company has authorized 500,000,000 shares of $.0001 par value common stock. The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of June 30, 2004.

NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE C - BORROWINGS AND SUBSEQUENT EVENT:

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. The notes bear interest at prevailing rates and are convertible into shares of common stock at par value of $.0001 per share. On July 12, 2004 the note payable related party was converted, at par value, into 200,000,000 shares of common stock. In addition, on July 12, 2004, additional paid-in capital was increased by a capital contribution of $2,500.

NOTE D - INCOME TAXES:

The Company has a net operating loss carry forward of $20,058 that may be offset against future taxable income. If not used, the carry forward will expire in 2024.

The amount recorded as deferred tax assets, cumulative, as of June 30, 2004 is $3,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,000, as the Company has no history of profitable operations.

NOTE E - GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net loss of $20,058 through June 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

RELATED-PARTY TRANSACTIONS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX


Exhibit
Number     Description
-----------------------------------------------------------------------------
31.1     certification of CEO and CFO

32.1     Section 1350 certification of CEO and CFO


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on July 28, 2004 by the undersigned, thereunto duly authorized.


                                       NEW MOUNTAINTOP CORPORATION


                                       /s/ Mark Golden
                                       ---------------------------
                                       Mark Golden, Chief Executive Officer